Form 10-K
period 2013-03-31
Nissan Auto Lease Trust 2011-A; NISSAN AUTO LEASING LLC II
filed 2013-06-28
CIK 1524759, 1244832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

(E)	Item 4. Mine Safety Disclosures.

  Item 1B.                             Unresolved Staff Comments.

Not applicable

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

  No other information.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB, Compliance with applicable Servicing Criteria

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K.  In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K.  Neither the Indenture Trustee’s Servicing Assessment Report nor the Indenture Trustee’s Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria, except as described below:

The accounts for two of the lease asset-backed securities transaction included in the Platform were not included on the list of reconciliations to be reviewed and approved by a manager in the related department.  The Servicer has since confirmed that the reconciliations were correct and that the securityholders were not impacted.  The Servicer has implemented process changes to ensure that the lapse does not reoccur going forward.

Item 1123 of Regulation AB, Servicer Compliance Statement

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer.  The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

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

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securityholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

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

Item 1117 of Regulation AB, Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Nissan Motor Acceptance Corporation (“NMAC” or the “Servicer” and “Sponsor”), Nissan Auto Leasing LLC II (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”), Wilmington Trust Company (the “Owner Trustee”), Nissan Auto Lease Trust 2011-A (the “Issuing Entity”), or any property thereof, that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificates (the “Certificates”).

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

                               By: /s/ Mark Kaczynski_________________
                               Mark Kaczynski
                               President and Chief Executive Officer
                               (senior officer in charge of the servicing function)

Date:                      June 28, 2013

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1
Certificate of Formation of Nissan Auto Leasing LLC II (“NALL II”) (incorporated by reference to Exhibit 3.1 of Form 10-K, dated June 28, 2012, and filed with the SEC on June 28, 2012, File No. 333-170956-02)

3.2	Limited Liability Company Agreement of NALL II (incorporated by reference to Exhibit 3.2 of Form 10-K, dated June 28, 2012, and filed with the SEC on June 28, 2012, File No. 333-170956-02)
4.1	Indenture, dated as of July 25, 2011, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 27, 2011, File No. 333-170956-02)
10.1
Agreement of Definitions, dated as of July 25, 2011, by and among the Issuing Entity, NILT Trust, as grantor and UTI Beneficiary, the Titling Trust, NMAC, in its individual capacity, as servicer and administrative agent, NALL II, NILT, Inc., as trustee, Wilmington Trust Company (“Wilmington Trust”), as owner trustee and Delaware trustee, U.S. Bank National Association (“U.S. Bank”), as trust agent, and Citibank, N.A. (“Citibank”), as Indenture Trustee and Secured Party (incorporated by reference to Exhibit 10.1 of Form 8-K, dated July 27, 2011, File No. 333-170956-02)

10.2
2011-A SUBI Supplement, dated as of July 25, 2011, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, Wilmington Trust, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 10.2 of Form 8-K, dated July 27, 2011, File No. 333-170956-02)

10.3
2011-A SUBI Servicing Supplement, dated as of July 25, 2011, by and among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated July 27, 2011, File No. 333-170956-02)

10.4
Amended and Restated Trust Agreement for the Issuing Entity, dated as of July 25, 2011, by and between NALL II, as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated July 27, 2011, File No. 333-170956-02)

10.5
Trust Administration Agreement, dated as of July 25, 2011, by and among the Issuing Entity, NMAC, as administrative agent, the Transferor, and the Indenture Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated July 27, 2011, File No. 333-170956-02)

10.6
Control Agreement, dated as of July 25, 2011, by and among the Issuing Entity, Citibank, as indenture trustee and secured party, and Citibank, as securities intermediary (incorporated by reference to Exhibit 10.6 of Form 8-K, dated July 27, 2011, File No. 333-170956-02)

10.7
SUBI Certificate Transfer Agreement, dated as of July 25, 2011, by and between NILT Trust, as transferor, and NALL II, as transferee (incorporated by reference to Exhibit 10.7 of Form 8-K, dated July 27, 2011, File No. 333-170956-02)

10.8
Trust SUBI Certificate Transfer Agreement, dated as of July 25, 2011, by and between NALL II, as transferor and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.8 of Form 8-K, dated July 27, 2011, File No. 333-170956-02)

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